Form 10-Q
period 2021-03-31
African Gold Acquisition Corp
filed 2021-06-02
CIK 1833909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

AFRICAN GOLD ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40121	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

322 West 52nd Street, #2322 New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (860) 214-3714

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and three-quarters of one Redeemable Warrant	AGAC.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	AGAC	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	AGAC.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 14, 2021 there were 41,400,000 Class A ordinary shares, par value $0.0001 per share, and 10,350,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

AFRICAN GOLD ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AFRICAN GOLD ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current asset - Cash	$1,504,429	$-
Prepaid expenses	760,910	-
Deferred offering costs	-	117,097
Total current assets	2,265,339	117,097
Marketable securities held in Trust Account	414,007,494	-
Total Assets	$416,272,833	$117,097

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$-	$65,550
Due to related party	22,143	-
Promissory note - related party	-	87,085
Total current liabilities	22,143	152,635
Warrant liability	20,626,908	-
Deferred underwriting discount	14,490,000	-
Total liabilities	35,139,051	152,635

Commitments
Class A ordinary shares subject to possible redemption, 37,613,378 shares and 0 shares at redemption value, respectively	376,133,780	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 3,786,622 shares and 0 shares issued and outstanding (excluding 37,613,378 shares and 0 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	379	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 10,350,000 shares and 10,350,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,035	1,035
Additional paid-in capital	-	23,965
Retained earnings (accumulated deficit)	4,998,588	(60,538)
Total shareholders’ equity	5,000,002	(35,538)

Total Liabilities and Shareholders’ Equity	$416,272,833	$117,097

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021
Formation and operating costs	$154,674
Loss from operations	(154,674)

Other income (expense)
Warrant issuance costs	(1,325,682)
Unrealized gain on change in fair value of warrants	11,489,463
Interest income	7,494
Total other income	10,171,275

Net income	$10,016,601

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	10,198,456
Basic and diluted net income per share	$-

Basic and diluted weighted average shares outstanding, ordinary share	12,651,544
Basic and diluted net income per share	$0.79

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Equity
Balance as of December 31, 2020	-	$-	10,350,000	$1,035	$23,965	$(60,538)	$(35,538)
Sale of 36,000,000 Units through initial public offering	36,000,000	3,600	-	-	359,996,400	-	360,000,000
Sale of 5,400,000 Units through over-allotment	5,400,000	540	-	-	53,999,460	-	54,000,000
Sale of 11,380,000 Private Placement Warrants to Sponsor in private placement	-	-	-	-	11,380,000	-	11,380,000
Underwriting fee	-	-	-	-	(8,280,000)	-	(8,280,000)
Deferred underwriting fee	-	-	-	-	(14,490,000)	-	(14,490,000)
Offering costs charged to the shareholders’ equity	-	-	-	-	(666,592)	-	(666,592)
Initial classification of warrant liability	-	-	-	-	(32,116,371)	-	(32,116,371)
Reclassification of offering costs related to warrants	-	-	-	-	1,325,682	-	1,325,682
Net income	-	-	-	-	-	10,016,601	10,016,601
Change in Class A ordinary shares subject to possible redemption	(37,613,378)	(3,761)	-	-	(371,172,544)	(4,957,475)	(376,133,780)

Balance as of March 31, 2021	3,786,622	$379	10,350,000	$1,035	$-	$4,998,588	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2021

Cash flows from Operating Activities:
Net income	$10,016,601
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,494)
Unrealized gain on change in fair value of warrants	(11,489,463)
Warrant issuance costs	1,325,682
Changes in current assets and current liabilities:
Prepaid expenses	(760,910)
Accrued offering costs and expenses	142,950
Due to related party	22,143
Net cash used in operating activities	(750,491)

Cash Flows from Investing Activities:
Cash and securities held in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	405,720,000
Proceeds from private placement	11,380,000
Repayment to promissory note to related party	(178,488)
Payments of offering costs	(666,592)
Net cash provided by financing activities	416,254,920

Net change in cash	1,504,429
Cash, beginning of the period	-
Cash, end of the period	$1,504,429

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$14,490,000
Initial value of Class A ordinary shares subject to possible redemption	$316,503,820
Change in value of Class A ordinary shares subject to possible redemption	$59,629,960
Deferred offering costs paid by Sponsor loan	$91,403
Initial classification of warrant liability	$32,116,371
Reclassification of capital deficit	$4,957,475

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

African Gold Acquisition Corporation (the “Company”) is a blank check company incorporated on November 17, 2020 as a Cayman Islands exempted company. The Company was incorporated for the purpose of effecting a merger or mergers, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to the Business Combination.

The Company’s sponsor is African Gold Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The Company has selected December 31 as its fiscal year end.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from November 17, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

Financing

The registration statement for the Company’s IPO was declared effective on February 25, 2021 (the “Effective Date”). On March 2, 2021, the Company consummated the IPO of 36,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $360,000,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 10,300,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $10,300,000, which is discussed in Note 5.

Transaction costs amounted to $20,466,592 consisting of $7,200,000 of underwriting discount, $12,600,000 of deferred underwriting discount, and $666,592 of other offering costs.

The Company granted the underwriters in the IPO a 45-day option to purchase up to 5,400,000 additional Units to cover over-allotments, if any. On March 16, 2021, the underwriters exercised the over-allotment option in full to purchase 5,400,000 Units (the “Over-allotment Units”), generating an aggregate of gross proceeds of $54,000,000, and incurred $1,080,000 in cash underwriting fees and $1,890,000 in deferred underwriting fees.

Trust Account

Following the closing of the IPO on March 2, 2021 and the underwriters’ full exercise of over-allotment option on March 16, 2021, $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was placed in a Trust Account, which can be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of an initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed an initial Business Combination within the Combination Period, subject to applicable law.

Initial Business Combination

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The shares of ordinary share subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of the then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable in connection with the completion of the initial Business Combination, (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association, (iii) their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or during any extended time that the Company has to consummate a Business Combination beyond 24 months as a result of a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (an “Extension Period”), and (iv) vote any founder shares and public shares held by them in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such obligations.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.5 million in its operating bank account, and working capital of approximately $2.2 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 6), and the loan under an unsecured promissory note from the Sponsor of $178,488 (see Note 6). The Company fully paid the note to the Sponsor on March 8, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Revision of Previously Issued Financial Statements

On April 12, 2021, the Staff of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of February 25, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 31,050,000 Public Warrants and (ii) the 11,380,000 Private Placement Warrants (See Note 4 and Note 5). The Company previously accounted for all Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

After consultation with the Company’s independent registered public accounting firm, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to revise the Company’s previously issued audited balance sheet as of March 2, 2021 as previously reported in its Form 8-K. The revised classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the revision on each balance sheet line item as of the date:

	As Previously Reported	Adjustment	As Revised
Balance Sheet at March 2, 2021
Warrant Liability	$-	$28,236,354	$28,236,354
Class A ordinary shares subject to possible redemption	344,740,170	(28,236,350)	316,503,820
Class A ordinary share	153	282	435
Additional paid-in capital	5,117,050	1,157,399	6,274,449
Accumulated deficit	$(118,233)	$(1,157,685)	$(1,275,918)

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on March 8, 2021 and March 1, 2021, respectively.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were invested in money market funds.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of March 31, 2021 due to the short maturities of such instruments.

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified as level 3. See Note 7 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 42,430,000 shares of ordinary share in the aggregate.

The Company’s statement of operations includes a presentation of income per share for ordinary share subject to possible redemption in a manner similar to the two-class method of income per ordinary share. Net income per ordinary share, basic and diluted, for redeemable ordinary share is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable ordinary share outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable ordinary share is calculated by dividing the net income, adjusted for income attributable to redeemable ordinary share, by the weighted average number of non-redeemable ordinary share outstanding for the periods. Non-redeemable ordinary share includes the founder shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

For the Three Months Ended March 31, 2021
Ordinary share subject to possible redemption
Numerator: net income allocable to ordinary share subject to possible redemption amortized Interest income on marketable securities held in trust	$6,808
Less: interest available to be withdrawn for payment of taxes	(6,808)
Net income allocable to ordinary share subject to possible redemption	$-
Denominator: weighted average redeemable ordinary share redeemable ordinary share, basic and diluted	10,198,456
Basic and diluted net income per share, redeemable ordinary share	$-

Non-Redeemable Ordinary share
Numerator: net income minus redeemable net earnings
Net income	$10,016,601
Redeemable net earnings	-
Non-redeemable net income	$10,016,601
Denominator: weighted average non-redeemable ordinary share basic and diluted weighted average shares outstanding, ordinary share	12,651,544
Basic and diluted net income per share, ordinary share	$0.79

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A ordinary share are charged to the shareholders’ equity.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for unaudited condensed financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company sold 36,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and three-quarters of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

On March 16, 2021, the underwriters exercised the over-allotment option in full to purchase 5,400,000 Units.

Following the closing of the IPO on March 2, 2021 and the underwriters’ full exercise of over-allotment option on March 16, 2021, $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and over-allotment and the sale of the Private Placement Warrants was placed in a Trust Account, which can be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Public Warrants

Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The Company may, in its sole discretion, lower the exercise price at any time prior to the expiration date of the warrants for a period of not less than twenty (20) business days, provided, that the Company provides at least twenty (20) days prior written notice of such reduction to registered holders of the warrants and, provided further that any such reduction shall be identical among all of the warrants..

The Company is not registering the Class A ordinary shares issuable upon exercise of the warrants at this time. However, the company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of its initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Warrants

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like).

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and in the case of any such issuance to the Company’s Sponsors or its affiliate, without taking into account any founder shares held by the Company’s Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 10,300,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $10,300,000, in a private placement. The proceeds from the Private Placement Warrants was added to the proceeds from the IPO held in the Trust Account.

On March 16, 2021, simultaneously with the closing of the underwriters’ full exercise of the over-allotment option, the Company completed the private sale of an aggregate of 1,080,000 Private Placement Warrants to the Sponsor, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $1,080,000.

The Private Placement Warrants are identical to the warrants sold in the IPO except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be (including the ordinary shares issuable upon exercise of these warrants) entitled to certain registration rights.

If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

Note 6 — Related Party Transactions

Founder Shares

On November 17, 2020, the Company issued to the Sponsor 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), for $25,000, or approximately $0.003 per share. Up to 1,125,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In February 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 10,350,000 founder shares outstanding and held by the Sponsor (up to 1,350,000 of which are subject to forfeiture by our sponsor if the underwriters’ over-allotment option is not exercised in full). On March 16, 2021, the underwriter exercised its over-allotment option in full, hence, the 1,350,000 founder shares are no longer subject to forfeiture since then.

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of its public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of the initial shareholders with respect to any founder shares.

Due to Related Parties

The Company promised to pay its Chief Executive Officer $20,000 per month for his services for the period from the effective date of the registration statement to the consummation of the Company’s initial Business Combination.

The Company also promised to pay its Chief Financial Officer $16,700 per month for the period from October 1, 2020 to the consummation of the initial Business Combination.

As of March 31, 2021, a total of $22,143 has been accrued.

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of September 30, 2021 or the closing of the IPO. The loan will be repaid upon completion of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses. As of March 31, 2021 and December 31, 2020, the Company had borrowed $0 and $87,085 under the promissory note.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Note 7 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$414,007,494	$414,007,494	$-	$-
	$414,007,494	$414,007,494	$-	$-
Liabilities:
Warrant Liability	$20,626,908	$-	$-	$20,626,908
	$20,626,908	$-	$-	$20,626,908

The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected share-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Once the warrants become exercisable, the Company may redeem the outstanding warrants when the price per ordinary share equals or exceeds $18.00. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the warrant liability were as follows:

Input	March 2, 2021 (Initial Measurement)	March 31, 2021
Expected term (years)	5.93	5.85
Expected volatility	15.2%	9.4%
Risk-free interest rate	0.90%	1.13%
Fair value of the common stock price	$9.43	$9.57

The following table sets forth a summary of the changes in the fair value of the warrant liability for the three months ended March 31, 2021:

Warrant Liability
Fair value as of January 1, 2021	$—
Initial fair value of warrant liability upon issuance at IPO	28,236,354
Initial measurement of over-allotment warrants	3,880,017
Revaluation of warrant liability included in other income within the statement of operations for the three months ended March 31, 2021	(11,489,463)
Fair value as of March 31, 2021	$20,626,908

Note 8 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and any warrants that may be issued on conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement signed on February 25, 2021 requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the Company’s Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from February 25, 2021 to purchase up to an additional 5,400,000 units to cover over-allotments. On March 16, 2021, the underwriters purchased an additional 5,400,000 units to exercise its over-allotment option in full.

The Company paid an aggregate amount of fixed underwriting discount of $8,280,000, which was calculated as two percent (2%) of the gross proceeds $414,000,000 of the IPO and the underwriters’ full exercise of over-allotment option. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO and the underwriters’ full exercise of over-allotment option held in the Trust Account, or $14,490,000, upon the completion of the Company’s initial Business Combination.

The Company has granted B. Riley Securities, Inc. a right of first refusal to act as sole placement agent in any private placement, backstop or similar financing transactions entered into or contemplated by the Company within the Combination Period and until the consummation of the initial Business Combination. In the event that B. Riley Securities, Inc. exercises such right of first refusal, its compensation in connection with any such transaction will be determined by separate agreement between the Company and B. Riley Securities, Inc. on the basis of compensation customarily paid to placement agents in similar transactions.

Note 9 — Shareholders’ Equity

Preference shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020 there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 3,786,622 and 0 Class A ordinary shares issued and outstanding, excluding 37,613,378 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares— The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On November 30, 2020, the Company issued to the Sponsor 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), for $25,000, or approximately $0.003 per share. Up to 1,125,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In February 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 10,350,000 founder shares outstanding and held by the Sponsor (up to 1,350,000 of which are subject to forfeiture by our sponsor if the underwriters’ over-allotment option is not exercised in full). On March 16, 2021, the underwriter exercised its over-allotment option in full, hence, the 1,350,000 founder shares are no longer subject to forfeiture since then. At March 31, 2021 and December 31, 2020 there were 10,350,000 Class B ordinary shares issued and outstanding.

Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law. Unless specified in the Companies Act, the Company’s amended and restated memorandum and articles of association or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares issued and outstanding upon the completion of the IPO plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for the Company’s Class A ordinary shares issued in a financing transaction in connection with the initial Business Combination, including but not limited to a private placement of equity or debt.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “AFRICAN GOLD ACQUISITION CORPORATION,” “our,” “us” or “we” refer to AFRICAN GOLD ACQUISITION CORPORATION. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a newly incorporated blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger or mergers, amalgamation, share exchange, share purchase, asset acquisition, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares or preferred shares in a business combination:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

As of March 31, 2021, we have not commenced any operations. All activity for the period from November 17, 2020 (inception) through March 31, 2021 relates to our formation and initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended March 31, 2021, we had a net income of $10,016,601 which was comprised of operating costs of $154,674, interest income of $7,494 from marketable securities held in our Trust Account, warrant issuance costs of $1,325,682, and unrealized gain on change in fair value of warrants of $11,489,463.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.5 million in our operating bank account, and working capital of approximately $2.2 million.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares, and the loan under an unsecured promissory note from the Sponsor of $178,488. We fully paid the note to the Sponsor on March 8, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 42,430,000 shares of ordinary share in the aggregate.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that a material weakness existed and our disclosure controls and procedures were not effective as of the end of the period covered by this Report  due solely to the events that led to the revision of our previously issued financial statements, as described in the Notes to Financial Statements entitled “Revision of Previously Issued Financial Statements” under Item 1 of this Report. We have performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent prospectus for the Initial Public Offering as filed with the SEC on March 1, 2021. In addition, we may be subject to the following risk in connection with the accounting treatment of our warrants:

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”), wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement of our warrants and any subsequent changes in fair value from a prior period, our results of operations in our financial statements may fluctuate quarterly based on factors which are outside of our control. Due to this recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Use of Proceeds from the Initial Public Offering and Concurrent Private Placement

On March 2, 2021, we consummated the Initial Public Offering of 36,000,000 Units, with each Unit consisting of one Class A ordinary share and three-quarters of one warrant. Each whole warrant is exercisable to purchase one Class A ordinary share at an exercise price of $11.50 per whole share. The Units in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of approximately $360,000,000. B. Riley Securities, Inc. acted as sole book-running manager for the Initial Public Offering. The Company has granted the underwriter in the IPO a 45-day option to purchase up to 5,400,000 additional Units. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (Nos. 333-251939 and 333-253554). The SEC declared the registration statement effective on February 25, 2021.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 10,300,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $10,300,000.

On March 10, we closed the sale of an additional 5,400,000 units pursuant to the full exercise of the underwriter’s option to purchase additional units in connection with the Company’s upsized initial public offering at a public offering price of $10.00 per unit, resulting in gross proceeds of $54,000,000 and bringing the total gross proceeds of the upsized initial public offering to $414,000,000. Simultaneously with the closing of these additional units, we completed the private sale of an additional 1,080,000 warrants at a price of $1.00 per warrant, generating total gross proceeds of $1,080,000 to the Company.

We paid a total of $8,280,000 in underwriting discounts and commissions and approximately $666,592 for other costs and expenses related to the Initial Public Offering. We will pay B. Riley Securities, Inc. a cash fee for such services out of funds in the Trust Account upon the completion of the Initial Business Combination in an amount of $14,490,000, which is equal to 3.5% of the gross proceeds of the Initial Public Offering. We also repaid the Pre-IPO Note to our Sponsor from the proceeds of the Initial Public Offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants was approximately $414,000,000, of which $405,720,000 of the proceeds from the Initial Public Offering and $8,280,000 of the proceeds of the sale of the Private Placement Units, was placed in the Trust Account. As of March 31, 2021, approximately $3,100,000 was held outside the Trust Account and will be used to fund the Company’s operating expenses. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 25, 2021, by and between the Company and B. Riley Securities, Inc.

3.1	Amended and Restated Memorandum and Articles of Association

4.1	Warrant Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

10.1	Letter Agreement, dated February 25, 2021, by and among the Company, its officers, directors, and African Gold Acquisition Sponsor LLC.

10.2	Investment Management Trust Agreement, February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.3	Registration Rights Agreement, dated February 25, 2021, by and among the Company and certain security holders.

10.4	Private Placement Warrants Purchase Agreement, dated February 25, 2021, by and between the Company and African Gold Acquisition Sponsor LLC.

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFRICAN GOLD ACQUISITION CORPORATION

Date: June 2, 2021	By:	/s/ Christopher Chadwick
	Name:	Christopher Chadwick
	Title:	Chief Executive Officer

Date: June 2, 2021	By:	/s/ Cooper Morgenthau
	Name:	Cooper Morgenthau
	Title:	Chief Financial Officer