Form 10-Q
period 2021-06-30
African Gold Acquisition Corp
filed 2021-08-16
CIK 1833909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021 there were 41,400,000 Class A ordinary shares, par value $0.0001 per share, and 10,350,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

AFRICAN GOLD ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AFRICAN GOLD ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current asset - Cash	$1,251,503	$-
Prepaid expenses	418,590	-
Deferred offering costs	-	117,097
Total current assets	1,670,093	117,097
Prepaid expenses, non-current	256,937	-
Marketable securities held in Trust Account	414,022,519	-
Total Assets	$415,949,549	$117,097

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$28,416	$65,550
Due to related party	20,000	-
Promissory note - related party	-	87,085
Total current liabilities	48,416	152,635
Warrant liability	27,477,494	-
Deferred underwriting discount	14,490,000	-
Total liabilities	42,015,910	152,635

Commitments
Class A ordinary shares subject to possible redemption, 36,893,363 shares and 0 shares at redemption value, respectively	368,933,630	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 4,506,637 shares and 0 shares issued and outstanding (excluding 36,893,363 shares and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	451	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 10,350,000 shares and 10,350,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,035	1,035
Additional paid-in capital	2,242,603	23,965
Retained earnings (accumulated deficit)	2,755,920	(60,538)
Total shareholders’ equity	5,000,009	(35,538)

Total Liabilities and Shareholders’ Equity	$415,949,549	$117,097

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Formation and operating costs	$364,582	$519,256
Loss from operations	(364,582)	(519,256)

Other income (expense)
Transaction costs allocated to warrant liabilities	-	(1,325,682)
Unrealized (loss) gain on change in fair value of warrants	(6,850,586)	4,638,877
Interest income	15,025	22,519
Total other (expense) income	(6,835,561)	3,335,714

Net (loss) income	$(7,200,143)	$2,816,458

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	37,613,378	23,981,649
Basic and diluted net income per share	$-	$-

Basic and diluted weighted average shares outstanding, ordinary share	14,136,622	13,398,185
Basic and diluted net (loss) income per share	$(0.51)	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Retained
					Additional	Earnings	Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	(accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit)	Equity
Balance as of December 31, 2020	-	$-	10,350,000	$1,035	$23,965	$(60,538)	$(35,538)
Sale of 36,000,000 Units through initial public offering	36,000,000	3,600	-	-	359,996,400	-	360,000,000
Sale of 5,400,000 Units through over-allotment	5,400,000	540	-	-	53,999,460	-	54,000,000
Sale of 11,380,000 Private Placement Warrants to Sponsor in private placement	-	-	-	-	11,380,000	-	11,380,000
Underwriting fee	-	-	-	-	(8,280,000)	-	(8,280,000)
Deferred underwriting fee	-	-	-	-	(14,490,000)	-	(14,490,000)
Offering costs charged to the shareholders’ equity	-	-	-	-	(666,592)	-	(666,592)
Initial classification of warrant liability	-	-	-	-	(32,116,371)	-	(32,116,371)
Reclassification of offering costs related to warrants	-	-	-	-	1,325,682	-	1,325,682
Net income	-	-	-	-	-	10,016,601	10,016,601
Initial value and change in Class A ordinary shares subject to possible redemption	(37,613,378)	(3,761)	-	-	(371,172,544)	(4,957,475)	(376,133,780)

Balance as of March 31, 2021	3,786,622	$379	10,350,000	$1,035	$-	$4,998,588	$5,000,002
Net loss	-	-	-	-	-	(7,200,143)	(7,200,143)
Change in Class A ordinary shares subject to possible redemption	720,015	72	-	-	2,242,603	4,957,475	7,200,150

Balance as of June 30, 2021	4,506,637	451	10,350,000	1,035	2,242,603	2,755,920	5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2021

Cash flows from Operating Activities:
Net income	$2,816,458
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(22,519)
Unrealized gain on change in fair value of warrants	(4,638,877)
Transaction costs allocated to warrant liabilities	1,325,682
Changes in current assets and current liabilities:
Prepaid expenses	(675,527)
Accrued offering costs and expenses	171,366
Due to related party	20,000
Net cash used in operating activities	(1,003,417)

Cash Flows from Investing Activities:
Cash and securities held in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	405,720,000
Proceeds from private placement	11,380,000
Repayment to promissory note to related party	(178,488)
Payments of offering costs	(666,592)
Net cash provided by financing activities	416,254,920

Net change in cash	1,251,503
Cash, beginning of the period	-
Cash, end of the period	$1,251,503

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$14,490,000
Initial value of Class A ordinary shares subject to possible redemption	$316,503,820
Change in value of Class A ordinary shares subject to possible redemption	$52,429,810
Deferred offering costs paid by Sponsor loan	$91,403
Initial classification of warrant liability	$32,116,371

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from November 17, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

Financing

The registration statement for the Company’s IPO was declared effective on February 25, 2021 (the “Effective Date”). On March 2, 2021, the Company consummated the IPO of 36,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $360,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 10,300,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $10,300,000, which is discussed in Note 4.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.3 million in its operating bank account, and working capital of approximately $1.6 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 5), and the loan under an unsecured promissory note from the Sponsor of $178,488 (see Note 5). The Company fully paid the note to the Sponsor on March 8, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were invested in money market funds.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

The fair value of Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrants is classified as level 3. See Note 6 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding for each of the periods. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise price of the warrants is higher than the market price. The warrants are exercisable to purchase 42,430,000 shares of ordinary share in the aggregate.

The Company’s statements of operations include a presentation of income (loss) per share for ordinary share subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for redeemable ordinary share is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable ordinary share outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted, for non-redeemable ordinary share is calculated by dividing the net income (loss), adjusted for income attributable to redeemable ordinary share, by the weighted average number of non-redeemable ordinary share outstanding for the periods. Non-redeemable ordinary share includes the founder shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Ordinary share subject to possible redemption
Numerator: net income allocable to ordinary share subject to possible redemption amortized Interest income on marketable securities held in trust	$13,389	$20,067
Less: interest available to be withdrawn for payment of taxes	(13,389)	(20,067)
Net income allocable to ordinary share subject to possible redemption	$-	$-
Denominator: weighted average redeemable ordinary share redeemable ordinary share, basic and diluted	37,613,378	23,981,649
Basic and diluted net income per share, redeemable ordinary share	$-	$-

Non-Redeemable Ordinary share
Numerator: net (loss) income minus redeemable net earnings
Net (loss) income	$(7,200,143)	$2,816,458
Redeemable net earnings	-	-
Non-redeemable net (loss) income	$(7,200,143)	$2,816,458
Denominator: weighted average non-redeemable ordinary share basic and diluted weighted average shares outstanding, ordinary share	14,136,622	13,398,185
Basic and diluted net (loss) income per share, ordinary share	$(0.51)	$0.21

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

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 4, and Note 6) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed statements of operations in the periods of change. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 — Initial Public Offering

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

Note 4 — Private Placement

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

Note 5 — Related Party Transactions

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

During the three and six months ended June 30, 2021, the Company incurred $110,100 and $182,343 of CEO/CFO service fees. As of June 30, 2021, the Company has paid $162,343 and $20,000 has been accrued on the condensed balance sheet.

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of September 30, 2021 or the closing of the IPO. The loan will be repaid upon completion of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses. As of June 30, 2021 and December 31, 2020, the Company had borrowed $0 and $87,085 under the promissory note.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Note 6 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$414,022,519	$414,022,519	$-	$-
	$414,022,519	$414,022,519	$-	$-
Liabilities:
Warrant Liability – Public Warrants	$19,561,500	$19,561,500	$-	$-
Warrant Liability – Private Placement Warrants	7,915,994	-	-	7,915,994
	$27,477,494	$19,561,500	$-	$7,915,994

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants at June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of June 30, 2021, the aggregate value of Public Warrants was $19,561,500.

The estimated fair value of the Private Placement Warrants on June 30, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the initial measurement of the Public Warrants and Private Placement Warrants at March 2, 2021 and the subsequent measurement of the Private Placement Warrants at June 30, 2021 were as follows:

Input	March 2, 2021 (Initial Measurement)	June 30, 2021
Expected term (years)	5.93	5.69
Expected volatility	15.2%	13.6%
Risk-free interest rate	0.90%	0.99%
Fair value of the common stock price	$9.43	$9.65

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments for the six months ended June 30, 2021:

Warrant Liability
Fair value as of January 1, 2021	$—
Initial fair value of warrant liability upon issuance at IPO	28,236,354
Initial measurement of over-allotment warrants	3,880,017
Transfer out of Level 3 to Level 1	(19,561,500)
Revaluation of warrant liability included in other income within the statement of operations for the six months ended June 30, 2021	(4,638,877)
Fair value as of June 30, 2021	$7,915,994

Note 7 — Commitments and Contingencies

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

Note 8 — Shareholders’ Equity

Preference shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020 there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 4,506,637 and 0 Class A ordinary shares issued and outstanding, excluding 36,893,363 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares— The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On November 30, 2020, the Company issued to the Sponsor 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), for $25,000, or approximately $0.003 per share. Up to 1,125,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In February 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 10,350,000 founder shares outstanding and held by the Sponsor (up to 1,350,000 of which are subject to forfeiture by our sponsor if the underwriters’ over-allotment option is not exercised in full). On March 16, 2021, the underwriter exercised its over-allotment option in full, hence, the 1,350,000 founder shares are no longer subject to forfeiture since then. At June 30, 2021 and December 31, 2020 there were 10,350,000 Class B ordinary shares issued and outstanding.

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

Note 9 — Subsequent Events

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

Results of Operations

As of June 30, 2021, we have not commenced any operations. All activity for the period from November 17, 2020 (inception) through June 30, 2021 relates to our formation and initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended June 30, 2021, we had a net loss of $7,200,143, which was comprised of operating costs of $364,582, interest income of $15,025 from marketable securities held in our Trust Account, and unrealized loss on change in fair value of warrants of $6,850,586.

For the six months ended June 30, 2021, we had a net income of $2,816,458, which was comprised of operating costs of $519,256, interest income of $22,519 from marketable securities held in our Trust Account, warrant issuance costs of $1,325,682, and unrealized gain on change in fair value of warrants of $4,638,877.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.3 million in our operating bank account, and working capital of approximately $1.6 million.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding for each of the periods. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise price of the warrants is higher than the market price. The warrants are exercisable to purchase 42,430,000 shares of ordinary share in the aggregate.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that a material weakness existed and our disclosure controls and procedures were not effective as of the end of the period covered by this Report  due solely to the events that led to the restatement of our previously issued financial statements. We have performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following issuance of the SEC Staff Statement on April 12, 2021, and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited balance sheet as of March 8, 2021 to account for the warrants as liabilities measured at fair value, rather than equity securities (the "Restatement"). See "-Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results." As a result of these events, which led to the Restatement, we have identified a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFRICAN GOLD ACQUISITION CORPORATION

Date: August 16, 2021	By:	/s/ Christopher Chadwick
	Name:	Christopher Chadwick
	Title:	Chief Executive Officer

Date: August 16, 2021	By:	/s/ Cooper Morgenthau
	Name:	Cooper Morgenthau
	Title:	Chief Financial Officer