Form 10-Q
period 2021-09-30
African Gold Acquisition Corp
filed 2021-11-22
CIK 1833909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 19, 2021 there were 41,400,000 Class A ordinary shares subject to possible redemption, par value $0.0001 per share, and 10,350,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

AFRICAN GOLD ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AFRICAN GOLD ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current asset - Cash	$932,771	$-
Prepaid expenses	389,137	-
Deferred offering costs	-	117,097
Total current assets	1,321,908	117,097
Prepaid expenses, non-current	158,853	-
Marketable securities held in Trust Account	414,027,846	-
Total Assets	$415,508,607	$117,097

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$41,867	$65,550
Due to related party	24,975	-
Promissory note - related party	-	87,085
Total current liabilities	66,842	152,635
Warrant liability	20,631,459	-
Deferred underwriting discount	14,490,000	-
Total liabilities	35,188,301	152,635

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 41,400,000 shares and 0 shares at redemption value, respectively	414,000,000	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding (excluding 41,400,000 shares and 0 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 10,350,000 shares and 10,350,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,035	1,035
Additional paid-in capital	-	23,965
Accumulated deficit	(33,680,729)	(60,538)
Total shareholders’ deficit	(33,679,694)	(35,538)

Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$415,508,607	$117,097

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Formation and operating costs	$464,695	$983,951
Loss from operations	(464,695)	(983,951)

Other income (expense)
Transaction costs allocated to warrant liabilities	-	(1,325,682)
Unrealized gain on change in fair value of warrants	6,846,035	11,484,912
Interest income	5,327	27,846
Total other income	6,851,362	10,187,076

Net income	$6,386,667	$9,203,125

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	41,400,000	31,872,527
Basic and diluted net income per share	$0.12	$0.22

Basic and diluted weighted average shares outstanding, ordinary share	10,350,000	9,979,121
Basic and diluted net income per share	$0.12	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	-	$-	10,350,000	$1,035	$23,965	$(60,538)	$(35,538)
Excess of proceeds from private placement over fair value of private warrants	-	-	-	-	2,681,384	-	2,681,384
Net income	-	-	-	-	-	10,016,601	10,016,601
Remeasurement of Class A ordinary shares subject to redemption under ASC 480-10-S99	-	-	-	-	(2,705,349)	(42,823,316)	(45,528,665)

Balance as of March 31, 2021, as restated	-	$-	10,350,000	$1,035	$-	$(32,867,253)	$(32,866,218)
Net loss	-	-	-	-	-	(7,200,143)	(7,200,143)

Balance as of June 30, 2021, as restated	-	$-	10,350,000	$1,035	$-	$(40,067,396)	$(40,066,361)

Net income						6,386,667	6,386,667
Balance as of September 30, 2021	-	$-	10,350,000	$1,035	$-	$(33,680,729)	$(33,679,694)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2021

Cash flows from Operating Activities:
Net income	$9,203,125
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(27,846)
Unrealized gain on change in fair value of warrants	(11,484,912)
Transaction costs allocated to warrant liabilities	1,325,682
Changes in current assets and current liabilities:
Prepaid expenses	(547,990)
Accrued offering costs and expenses	93,414
Due to related party	24,975
Net cash used in operating activities	(1,413,552)

Cash Flows from Investing Activities:
Cash and securities held in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	405,720,000
Proceeds from private placement	11,380,000
Repayment to promissory note to related party	(178,488)
Payments of offering costs	(575,189)
Net cash provided by financing activities	416,346,323

Net change in cash	932,771
Cash, beginning of the period	-
Cash, end of the period	$932,771

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$14,490,000
Initial value of Class A ordinary shares subject to possible redemption	$414,000,000
Deferred offering costs paid by Sponsor loan	$91,403
Initial classification of warrant liability	$32,116,371

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1- Organization and Business Operations

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from November 17, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.9 million in its operating bank account, and working capital of approximately $1.3 million.

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

Note 2 - Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined ordinary shares subject to possible redemption (“Public Shares”) to be equal to the redemption value of $10.00 per ordinary share while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Public Shares and determined that the Public Shares issued during the IPO and pursuant to the exercise of the underwriters’ over-allotment option can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that all of the Public Shares should be classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Public Shares with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

In connection with the change in presentation for the Public Shares, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A ordinary shares and Class B ordinary shares. This presentation shows both Class A and Class B ordinary shares pro rata in the income (loss) of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was material to its previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements as of March 2, 2021, March 31, 2021 and June 30, 2021 and for three months ended March 31,2021 and three months and six months June 30, 2021 should be restated because of a misapplication in the guidance around complex accounting for financial instruments and should no longer be relied upon. The Company is reporting the restatements to those periods in this Quarterly Report.

Impact of the Restatement

The impact to the balance sheet as of March 2, 2021, the balance sheet as of March 31, 2021 and the balance sheet as of June 30, 2021 and statements of operations for the three months ended March 31, 2021 and for the three and six months ended June 30, 2021 is presented below:

	As
	Reported	Adjustment	As Restated
Balance Sheet as of March 2, 2021 (per Form 8-K filed on March 8, 2021)
Class A ordinary shares subject to possible redemption ($)	$316,503,820	$43,496,180	$360,000,000

Shareholders’ equity (deficit)
Class A ordinary shares, $0.0001 par value	435	(435)	-
Additional paid-in capital	6,274,449	(6,274,449)	-
Accumulated Deficit	(1,275,918)	(37,221,296)	(38,497,214)
Total shareholders’ equity (deficit)	$5,000,001	$(43,496,180)	$(38,496,179)

Shares subject to possible redemption	31,650,382	4,349,618	36,000,000

Balance Sheet as of March 31, 2021 (per Form 10-Q filed on June 2, 2021)
Class A ordinary shares subject to possible redemption ($)	$376,133,780	$37,866,220	$414,000,000

Shareholders’ equity (deficit)
Class A ordinary shares, $0.0001 par value	379	(379)	-
Retained Earnings (Accumulated Deficit)	4,998,588	(37,865,841)	(32,867,253)
Total shareholders’ equity (deficit)	$5,000,002	$(37,866,220)	$(32,866,218)

Shares subject to possible redemption	37,613,378	3,786,622	41,400,000

Statement of Operations for the three months ended March 31, 2021 (per Form 10-Q filed on June 2, 2021)
Weighted average shares outstanding, ordinary share subject to redemption	10,198,456	28,594,647	38,793,103
Weighted average shares outstanding, ordinary share	12,651,544	(2,301,544)	10,350,000
Basic and diluted net income per share, ordinary share subject to redemption	$-	$0.20	$0.20
Basic and diluted net income per shares, ordinary share	$0.79	$(0.59)	$0.20

Statement of Changes in Shareholders’ (Deficit) Equity for the three months ended March 31, 2021 (per Form 10-Q filed on June 2, 2021)
Sale of 41,4000,000 Units through initial public offering and over- allotment	$414,000,000	$(414,000,000)		$-
Sale of 11,380,000 Private Placement Warrants to Sponsor in private placement	$11,380,000	$(8,698,616)		$2,681,384
Underwriting fee	$(8,280,000)	$8,280,000		$-
Deferred underwriting fee	$(14,490,000)	$14,490,000		$-
Offering costs charged to the shareholders’ equity	$(666,592)	$666,592		$-
Initial classification of warrant liability	$(32,116,371)	$32,116,371		$-
Reclassification of offering costs related to warrants	$1,325,682	$(1,325,682)		$--
Change in Class A ordinary shares subject to possible redemption	$(376,133,780)	$376,133,780	$
Remeasurement under ASC 480-10-S99 against additional paid-in capital and accumulated deficit	$-	$(45,528,665)		$(45,528,665)

Statement of Cash Flows for the three months ended March 31, 2021 (per Form 10-Q filed on June 2, 2021)
Initial value of shares subject to possible redemption	$316,503,820	$51,967,515	$368,471,335
Change in value of shares subject to possible redemption	$59,629,960	$(59,629,960)	$-
Accretion of carrying value to redemption value	$-	$45,528,665	$45,528,665

Balance Sheet as of June 30, 2021 (per Form 10-Q filed on August 16, 2021)
Class A ordinary shares subject to possible redemption ($)	$368,933,630	$45,066,370	$414,000,000

Shareholders’ equity (deficit)
Class A ordinary shares, $0.0001 par value	451	(451)	-
Additional paid-in capital	2,242,603	(2,242,603)	-
Retained Earnings (Accumulated Deficit)	2,755,920	(42,823,316)	(40,067,396)
Total shareholders’ equity (deficit)	$5,000,009	$(45,066,370)	$(40,066,361)

Shares subject to possible redemption	36,893,363	4,506,637	41,400,000

Statement of Operations for the three months ended June 30, 2021 (per Form 10-Q filed on August 16, 2021)
Weighted average shares outstanding, ordinary share subject to redemption	37,613,375	3,786,625	41,400,000
Weighted average shares outstanding, ordinary share	14,136,622	(3,786,622)	10,350,000
Basic and diluted net income per share, ordinary share subject to redemption	$-	$(0.14)	$(0.14)
Basic and diluted net income per shares, ordinary share	$(0.51)	$0.37	$(0.14)

Statement of Operations for the six months ended June 30, 2021 (per Form 10-Q filed on August 16, 2021)
Weighted average shares outstanding, ordinary share subject to redemption	23,981,649	16,788,351	40,770,000
Weighted average shares outstanding, ordinary share	13,398,185	(3,048,185)	10,350,000
Basic and diluted net income per share, ordinary share subject to redemption	$-	$0.06	$0.06
Basic and diluted net income per shares, ordinary share	$0.21	$(0.15)	$0.06

Statement of Changes in Shareholders’ (Deficit) Equity for the three months ended June 30, 2021 (per Form 10-Q filed on August 16, 2021)
Remeasurement under ASC 480-10-S99 against additional paid-in capital and accumulated deficit	$7,200,150	$(7,200,150)	$-

Statement of Cash Flows for the six months ended June 30, 2021 (per Form 10-Q filed on August 16, 2021)
Initial value of shares subject to possible redemption	$316,503,820	$51,967,515	$368,471,335
Change in value of shares subject to possible redemption	$52,429,810	$(52,429,810)	$-
Accretion of carrying value to redemption value	$-	$45,528,665	$45,528,665

Note 3 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were invested in money market funds.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

 The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of Class A ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 42,430,000 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per stock:
Numerator:
Allocation of net income	$5,109,334	$1,277,333	$7,008,729	$2,194,396

Denominator:
Weighted-average shares outstanding	41,400,000	10,350,000	31,872,527	9,979,121
Basic and diluted net income per share	$0.12	$0.12	$0.22	$0.22

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

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 4, and Note 6) in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed statements of operations in the periods of change. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 4 - Initial Public Offering

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

All of the 41,400,000 Class A ordinary share sold as part of the Units in the IPO, including Units sold upon the exercise of over-allotment by the underwriters, contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.

The Class A ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$414,400,000
Less:
Proceeds allocated to Public Warrants	(23,417,755)
Ordinary share issuance costs	(22,110,910)
Plus:
Remeasurement of carrying value of Class A ordinary shares	45,528,665
Contingently redeemable Class A ordinary shares	$414,000,000

Public Warrants

Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The Company may, in its sole discretion, lower the exercise price at any time prior to the expiration date of the warrants for a period of not less than twenty (20) business days, provided, that the Company provides at least twenty (20) days prior written notice of such reduction to registered holders of the warrants and, provided further that any such reduction shall be identical among all of the warrants.

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

Note 5 - Private Placement

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

Note 6 - Related Party Transactions

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

During the three and nine months ended September 30, 2021, the Company incurred $110,100 and $292,443 of CEO/CFO service fees. As of September 30, 2021, the Company has paid $267,468 and $24,975 has been accrued on the condensed balance sheet.

Promissory Note - Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of September 30, 2021 or the closing of the IPO. The loan was repaid upon completion of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Note 7 - Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$414,027,846	$414,027,846	$-	$-
	$414,027,846	$414,027,846	$-	$-
Liabilities:
Warrant Liability - Public Warrants	$14,904,000	$14,904,000	$-	$-
Warrant Liability - Private Placement Warrants	5,727,459	-	-	5,727,459
	$20,631,459	$14,904,000	$-	$5,727,459

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants at September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2021, the aggregate value of Public Warrants was $14,904,000.

The estimated fair value of the Private Placement Warrants on September 30, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary share based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the initial measurement of the Public Warrants and Private Placement Warrants at March 2, 2021 and the subsequent measurement of the Private Placement Warrants at September 30, 2021 were as follows:

Input	March 2, 2021 (Initial Measurement)	September 30, 2021
Expected term (years)	5.93	5.60
Expected volatility	15.2%	10.8%
Risk-free interest rate	0.90%	1.08%
Fair value of the ordinary share price	$9.43	$9.72

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments for the nine months ended September 30, 2021:

Warrant Liability
Fair value as of January 1, 2021	$-
Initial fair value of warrant liability upon issuance at IPO	28,236,354
Initial measurement of over-allotment warrants	3,880,017
Transfer out of Level 3 to Level 1	(19,561,500)
Revaluation of warrant liability included in other income within the statement of operations for the nine months ended September 30, 2021	(6,827,412)
Fair value as of September 30, 2021	$5,727,459

Note 8 - Commitments and Contingencies

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

Note 9 - Shareholders’ Equity

Preference shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020 there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 41,400,000 and 0 shares of Class A ordinary shares issued and outstanding, including 41,400,000 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On November 30, 2020, the Company issued to the Sponsor 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), for $25,000, or approximately $0.003 per share. Up to 1,125,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In February 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 10,350,000 founder shares outstanding and held by the Sponsor (up to 1,350,000 of which are subject to forfeiture by our sponsor if the underwriters’ over-allotment option is not exercised in full). On March 16, 2021, the underwriter exercised its over-allotment option in full, hence, the 1,350,000 founder shares are no longer subject to forfeiture since then. At September 30, 2021 and December 31, 2020 there were 10,350,000 Class B ordinary shares issued and outstanding.

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

Note 10 - Subsequent Events

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

Results of Operations

As of September 30, 2021, we have not commenced any operations. All activity for the period from November 17, 2020 (inception) through September 30, 2021 relates to our formation and initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended September 30, 2021, we had a net income of $6,386,667, which was comprised of operating costs of $464,695, interest income of $5,327 from marketable securities held in our Trust Account, and unrealized gain on change in fair value of warrants of $6,846,035.

For the nine months ended September 30, 2021, we had a net income of $9,203,125, which was comprised of operating costs of $983,951, interest income of $27,846 from marketable securities held in our Trust Account, warrant issuance costs of $1,325,682, and unrealized gain on change in fair value of warrants of $11,484,912.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.9 million in our operating bank account, and working capital of approximately $1.3 million.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding for each of the periods. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of the over-allotment option and (iii) Private Placement since the exercise price of the warrants is higher than the market price. The warrants are exercisable to purchase 42,430,000 shares of ordinary share in the aggregate.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure  Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on June 2, 2021, and due to the restatements of our March 2, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A ordinary shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. The material weakness was caused by the misapplication of accounting guidance for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements to the March 31, 2021 and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as filed with the SEC on June 2, 2021 and August 16, 2021, respectively, as well as the Company’s balance sheet included on the Company’s Form 8-K, as filed with the SEC on March 8, 2021, and restated on the Form 10-Q filed with the SEC on June 2, 2021, certain redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our management, our audit committee identified, in light of the prior reclassification of warrants from equity to liability, as well as the restatement of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for our warrants and redeemable Class A common stock, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

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

AFRICAN GOLD ACQUISITION CORPORATION

Date: November 22, 2021	By:	/s/ Christopher Chadwick
	Name:	Christopher Chadwick
	Title:	Chief Executive Officer

Date: November 22, 2021	By:	/s/ Cooper Morgenthau
	Name:	Cooper Morgenthau
	Title:	Chief Financial Officer