Form 10-Q
period 2022-03-31
African Gold Acquisition Corp
filed 2022-05-17
CIK 1833909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022 there were 41,400,000 Class A ordinary shares subject to possible redemption, par value $0.0001 per share, and 10,350,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

AFRICAN GOLD ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AFRICAN GOLD ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash	$432,819	$544,103
Prepaid expenses	361,455	389,138
Total current assets	794,274	933,241
Prepaid expenses, non-current	-	60,769
Marketable securities held in Trust Account	414,075,957	414,036,593
Total Assets	$414,870,231	$415,030,603

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$134,720	$44,884
Total current liabilities	134,720	44,884
Warrant liabilities	8,579,529	21,137,306
Deferred underwriting discount	14,490,000	14,490,000
Total liabilities	23,204,249	35,672,190

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 41,400,000 shares at redemption value of $10.00 per share, at March 31, 2022 and December 31, 2021	414,000,000	414,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding (excluding 41,400,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 10,350,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,035	1,035
Additional paid-in capital	-	-
Accumulated deficit	(22,335,053)	(34,642,622)
Total shareholders’ deficit	(22,334,018)	(34,641,587)

Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$414,870,231	$415,030,603

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Formation and operating costs	$289,572	$154,674
Loss from operations	(289,572)	(154,674)

Other income (expense)
Transaction costs allocated to warrant liabilities	—	(1,325,682)
Unrealized gain on change in fair value of warrants	12,557,777	11,489,463
Interest income	39,364	7,494
Total other income	12,597,141	10,171,275

Net income	$12,307,569	$10,016,601

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	41,400,000	12,500,000
Basic and diluted net income per share	$0.24	$0.46

Basic and diluted weighted average shares outstanding, Class B ordinary shares	10,350,000	9,225,000
Basic and diluted net income per share	$0.24	$0.46

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	10,350,000	$1,035	$—	$(34,642,622)	$(34,641,587)
Net income	—	—	—	—	—	12,307,569	12,307,569
Balance as of March 31, 2022	—	$—	10,350,000	$1,035	$—	$(22,335,053)	$(22,334,018)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	—	$—	10,350,000	$1,035	$23,965	$(60,538)	$(35,538)
Excess of proceeds over fair value of Private Placement Warrants	—	—	—	—	2,681,384	—	2,681,384
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(2,705,349)	(42,823,316)	(45,528,665)
Net income	—	—	—	—	—	10,016,601	10,016,601
Balance as of March 31, 2021	—	$—	10,350,000	$1,035	$—	$(32,867,253)	$(32,866,218)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash flows from Operating Activities:
Net income	$12,307,569	$10,016,601
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(39,364)	(7,494)
Unrealized gain on change in fair value of warrants	(12,557,777)	(11,489,463)
Amortization of prepaid expenses	98,452	-
Transaction costs allocated to warrant liabilities	-	1,325,682
Changes in current assets and current liabilities:
Prepaid expenses	(10,000)	(760,910)
Due to related parties	-	22,143
Accrued offering costs and expenses	89,836	142,950
Net cash used in operating activities	(111,284)	(750,491)

Cash Flows from Investing Activities:
Marketable securities held in Trust Account	-	(414,000,000)
Net cash used in investing activities	-	(414,000,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	-	405,720,000
Proceeds from private placement	-	11,380,000
Repayment to promissory note to related party	-	(178,488)
Payments of offering costs	-	(666,592)
Net cash provided by financing activities	-	416,254,920

Net change in cash	(111,284)	1,504,429
Cash, beginning of the period	544,103	-
Cash, end of the period	$432,819	$1,504,429

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$-	$14,490,000
Initial valuation of Class A ordinary shares subject to possible redemption	$-	$414,000,000
Deferred offering costs paid by Sponsor loan	$-	$91,403
Initial classification of warrant liabilities	$-	$32,116,371

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

The Company’s sponsor is African Gold Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from November 17, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liabilities as other income (expense).

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

Initial Business Combination

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

A Class A ordinary share subject to possible redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

Going Concern and Liquidity

As of March 31, 2022, the Company had approximately $0.4 million in its operating bank account, and working capital of approximately $0.7 million.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 5), and the loan under an unsecured promissory note from the Sponsor of $178,488 (see Note 5). The Company fully paid the note to the Sponsor on March 8, 2021. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”)’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through March 2, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the Securities and Exchange Commission (“SEC”) on April 15, 2022.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s marketable securities held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying statements of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information. As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were invested in money market funds.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short term maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of Class A ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 42,430,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$9,846,055	$2,461,514	$5,763,292	$4,253,309

Denominator:
Weighted-average shares outstanding	41,400,000	10,350,000	12,500,000	9,225,000
Basic and diluted net income per share	$0.24	$0.24	$0.46	$0.46

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

Income Taxes

The Company accrued for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

At March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

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

During the three months ended March 31, 2022, the Company incurred and paid $110,100 of CEO/CFO service fees. During the three months ended March 31, 2021, the Company incurred $72,243 of CEO/CFO service fees and paid $50,100.

Promissory Note - Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2021 or the closing of the IPO. The Company borrowed $178,488 under the promissory notes and was totally repaid upon completion of the IPO out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Note 6 - Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$414,075,957	$414,075,957	$—	$—
	$414,075,957	$414,075,957	$—	$—
Liabilities:
Warrant Liability - Public Warrants	$6,210,000	$6,210,000	$—	$—
Warrant Liability - Private Placement Warrants	2,369,529	—	—	2,369,529
	$8,579,529	$6,210,000	$—	$2,369,529

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

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants at March 31, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. As of March 31, 2022 and December 31, 2021, the aggregate value of the Public Warrants were $6,210,000 and $15,270,390, respectively.

The estimated fair value of the Private Placement Warrants on March 31, 2022 and December 31, 2021 is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary share based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the initial measurement of the Public Warrants and Private Placement Warrants at March 2, 2021 and the subsequent measurement of the Private Placement Warrants at March 31, 2022 were as follows:

Input	March 2, 2021 (Initial Measurement)	December 31, 2021	March 31, 2022
Expected term (years)	5.93	5.56	5.56
Expected volatility	15.2%	10.7%	3.7%
Risk-free interest rate	0.90%	1.31%	2.41%
Fair value of the ordinary share price	$9.43	$9.68	$9.81

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments for the three months ended March 31, 2022:

Warrant Liability
Fair value as of January 1, 2022	$5,866,916
Revaluation of warrant liability included in other income within the statements of operations for the three months ended March 31, 2022	(3,497,387)
Fair value as of March 31, 2022	$2,369,529

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments for the three months ended March 31, 2021:

Warrant Liability
Fair value as of January 1, 2021	$—
Initial fair value of warrant liability upon issuance at IPO	28,236,354
Initial fair value of warrant liability upon the underwriters’ full exercise of the over-allotment option	3,880,017
Revaluation of warrant liability included in other income within the statements of operations for the three months ended March 31, 2021	(11,489,463)
Fair value as of March 31, 2021	$20,626,908

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

Note 8 - Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021 there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 41,400,000 shares of Class A ordinary shares issued and outstanding, including 41,400,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On November 30, 2020, the Company issued to the Sponsor 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), for $25,000, or approximately $0.003 per share. Up to 1,125,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In February 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 10,350,000 Founder Shares outstanding and held by the Sponsor (up to 1,350,000 of which are subject to forfeiture by our Sponsor if the underwriters’ over-allotment option is not exercised in full). On March 16, 2021, the underwriter exercised its over-allotment option in full, hence, the 1,350,000 Founder Shares are no longer subject to forfeiture since then. At March 31, 2022 and December 31, 2021 there were 10,350,000 Class B ordinary shares issued and outstanding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to African Gold Acquisition Corporation. References to “Sponsor” refer to African Gold Acquisition Sponsor LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

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

Overview

We are a blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger or mergers, amalgamation, share exchange, share purchase, asset acquisition, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the sale of the private placement warrants (“Private Placement Warrants”), our shares, debt or a combination of cash, shares and debt.

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

Results of Operations

As of March 31, 2022, we have not commenced any operations. All activity for the period from November 17, 2020 (inception) through March 31, 2022 relates to our formation and initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account.

For the three months ended March 31, 2022, we had a net income of $12,307,569 which was comprised of formation and operating costs of $289,572 interest income of $39,364 from marketable securities held in our Trust Account, and unrealized gain on change in fair value of warrants of $12,557,777.

For the three months ended March 31, 2021, we had a net income of $10,016,601, which was comprised of formation and operating costs of $154,674 interest income of $7,494 from marketable securities held in our Trust Account, unrealized gain on change in fair value of warrants of $11,489,463, and transaction costs allocated to warrant liabilities of $1,325,682.

Going Concern and Liquidity

As of March 31, 2022, we had approximately $0.4 million in our operating bank account, and working capital of approximately $0.7 million.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

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

Net Income Per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 42,430,000 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure  Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the previous material weakness in our internal control over financial reporting described in Item 9A. Controls and Procedures included in our Annual Report on Form 10-K as filed with the SEC on April 15, 2022, and due to the restatements of our March 2, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A ordinary shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. The material weakness was caused by the misapplication of accounting guidance for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s (i) most recent prospectus for the initial public offering as filed with the SEC on March 1, 2021 and (ii) its Annual Report on Form 10-K filed with the SEC on April 15, 2022, except as disclosed below.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent outbreak of hostilities between the Russian Federation and Ukraine.

In February 2022, the Russian Federation launched a military campaign against Ukraine. In response to these actions, the United States, the European Union and other governmental authorities have imposed a series of sanctions and penalties upon Russia and certain of its political and business leaders, and may impose additional sanctions and penalties, which restrict the ability of companies throughout the world to do business with Russia. In addition, a number of companies throughout the world who were not directly restricted by those sanctions have voluntarily elected to cease doing business with companies affiliated with Russia and it is anticipated that Russia will retaliate with its own restrictions and sanctions. It is expected that these events will have an impact upon, among other things, financial markets for the foreseeable future and may lead to increased and price volatility for publicly traded securities, including ours. If the disruptions caused by these events continue for an extended period of time, our ability to search for a business combination or finance such business combination, and the business, operations and financial performance of any target business with which we ultimately consummate a business combination, may be materially adversely affected.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Use of Proceeds from the Initial Public Offering and Concurrent Private Placement

On March 2, 2021, we consummated the initial public offering of 36,000,000 units (“Units”), with each Unit consisting of one Class A ordinary share and three-quarters of one warrant. Each whole warrant is exercisable to purchase one Class A ordinary share at an exercise price of $11.50 per whole share. The Units in the initial public offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of approximately $360,000,000. B. Riley Securities, Inc. acted as sole book-running manager for the initial public offering. The Company has granted the underwriter in the IPO a 45-day option to purchase up to 5,400,000 additional Units. The securities sold in the initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (Nos. 333-251939 and 333-253554). The SEC declared the registration statement effective on February 25, 2021.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 10,300,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $10,300,000.

On March 16, 2021, we closed the sale of an additional 5,400,000 Units pursuant to the full exercise of the underwriter’s option to purchase additional Units in connection with the Company’s upsized initial public offering at a public offering price of $10.00 per Unit, resulting in gross proceeds of $54,000,000 and bringing the total gross proceeds of the upsized initial public offering to $414,000,000. Simultaneously with the closing of these additional Units, we completed the private sale of an additional 1,080,000 warrants at a price of $1.00 per warrant, generating total gross proceeds of $1,080,000 to the Company.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our initial public offering and the sale of the Private Placement Warrants was approximately $414,000,000, of which $405,720,000 of the proceeds from the initial public offering and $8,280,000 of the proceeds of the sale of the Private Placement Units, was placed in the Trust Account. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940.

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

AFRICAN GOLD ACQUISITION CORPORATION

Date: May 16, 2022	By:	/s/ Christopher Chadwick
	Name:	Christopher Chadwick
	Title:	Chief Executive Officer

Date: May 16, 2022	By:	/s/ Cooper Morgenthau
	Name:	Cooper Morgenthau
	Title:	Chief Financial Officer