Form 10-Q/A
period 2021-06-30
African Gold Acquisition Corp
filed 2023-04-26
CIK 1833909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

AFRICAN GOLD ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40121	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

PO Box 2634 Darien, CT	06820
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1-917-612-0545

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and three-quarters of one Redeemable Warrant	AGAC.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	AGAC	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50, subject to adjustment	AGAC.WS	The New York Stock Exchange

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

As of April 26, 2023, there were 5,317,556 Class A ordinary shares, par value $0.0001 per share, and 10,350,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

For the reasons discussed below, the audit committee (“Audit Committee”) of the board of directors (“Board”) of African Gold Acquisition Corporation (the “Company”), after consultation with management, determined, on August 30, 2022, that the Company’s previously issued financial statements, as set forth in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 which was previously restated in November 2021, must be restated and should not be relied upon.

As previously reported in its Current Report on Form 8-K filed on August 26, 2022 (the “August 26 8-K”), on August 22, 2022 the Board discovered improper withdrawals from the Company’s operating bank account and the subsequent concealment of these withdrawals, which appeared to commence in January 2022 during the reporting period ended March 31, 2022. Upon these discoveries, the Board immediately launched an internal investigation, began a series of discussions with its advisors, took actions necessary to safeguard Company accounts and sought to recover funds. From the Board investigation, it was concluded that Cooper Morgenthau, the former Chief Financial Officer and a former director of the Company, had made those improper withdrawals and took deliberate actions to conceal them, including by falsifying documents (the “Irregularities”). Effective August 22, 2022, Mr. Morgenthau’s services as the Company’s Chief Financial Officer (the Company’s Principal Financial and Accounting Officer) were terminated. Mr. Morgenthau was removed as a director and officer of the Company pursuant to its amended and restated memorandum and articles of association effective August 26, 2022.

Following Mr. Morgenthau’s termination, the Board and the Audit Committee continued to hold internal and external discussions with bankers, vendors and service providers investigating any and all possibilities of additional Irregularities. On August 31, 2022, the Board investigation discovered that improper withdrawals by Mr. Morgenthau extended back to and commenced in June 2021 and the concealment of these Irregularities was accomplished by falsifying bank statements commencing with the June 2021 statements and continuing through to July 2022.

As stated above and previously reported in the August 26 8-K, the Board has confirmed that the Irregularities did not extend to the Company’s trust account (“Trust Account”), and as of September 1, 2022, there was

$415,737,822 in the Trust Account.

AFRICAN GOLD ACQUISITION CORPORATION

Quarterly Report on Form 10-Q/A

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AFRICAN GOLD ACQUISITION CORPORATION
UNAUDITED CONDENSED BALANCE SHEETS
(RESTATED)

	June 30, 2021	December 31, 2020
	(unaudited/restated)
Assets
Current asset:
Cash	$101,303	$-
Prepaid expenses	435,290	-
Deferred offering costs	-	117,097
Total current assets	536,593	117,097
Prepaid expenses, non-current	256,937	-
Marketable securities held in Trust Account	414,022,519	-
Total Assets	$414,816,049	$117,097

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$28,416	$15,450
Due to related party	20,000	50,100
Promissory note - related party	-	87,085
Total current liabilities	48,416	152,635
Warrant liabilities	27,477,494	-
Deferred underwriting discount	14,490,000	-
Total liabilities	42,015,910	152,635

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption, 41,400,000 shares and 0 shares at redemption value of $10.00 per share, at June 30, 2021 and December 31, 2020, respectively	414,000,000	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding (excluding 41,400,000 shares and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 10,350,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,035	1,035
Additional paid-in capital	-	23,965
Accumulated deficit	(41,200,896)	(60,538)
Total shareholders’ deficit	(41,199,861)	(35,538)
Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$414,816,049	$117,097

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(RESTATED)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Formation and operating costs	$364,582	$519,256
Loss from operations	(364,582)	(519,256)

Other income (expense)
Transaction costs allocated to warrant liabilities	-	(1,325,682)
Unrealized (loss) gain on change in fair value of warrants	(6,850,586)	4,638,877
Loss from Irregularities	(1,133,500)	(1,133,500)
Interest income	15,025	22,519
Total other (expense) income	(7,969,061)	2,202,214

Net (loss) income	$(8,333,643)	$1,682,958

Basic and diluted weighted average shares outstanding, Class A ordinary share subject to redemption	41,400,000	40,770,000
Basic and diluted net (loss) income per share	$(0.16)	$0.03

Basic and diluted weighted average shares outstanding, Class B ordinary shares	10,350,000	10,350,000
Basic and diluted net (loss) income per share	$(0.16)	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	-	$-	10,350,000	$1,035	$23,965	$(60,538)	$(35,538)
Excess of proceeds over fair value of Private Placement Warrants	-	-	-	-	2,681,384	-	2,681,384
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	(2,705,349)	(42,823,316)	(45,528,665)
Net income	-	-	-	-	-	10,016,601	10,016,601
Balance as of March 31, 2021	-	$-	10,350,000	$1,035	$-	$(32,867,253)	$(32,866,218)
Net loss	-	-	-	-	-	(8,333,643)	(8,333,643)
Balance as of June 30, 2021 (restated)	-	-	10,350,000	1,035	-	(41,200,896)	(41,199,861)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

(RESTATED)

For the six months ended June 30, 2021

Cash flows from Operating Activities:
Net income	$1,682,958
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(22,519)
Unrealized gain on change in fair value of warrants	(4,638,877)
Transaction costs allocated to warrant liabilities	1,325,682
Changes in current assets and current liabilities:
Prepaid expenses	(692,227)
Accrued offering costs and expenses	12,966
Due to related party	(30,100)
Net cash used in operating activities	(2,362,117)

Cash Flows from Investing Activities:
Cash and securities held in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	405,720,000
Proceeds from private placement	11,380,000
Repayment to promissory note to related party	(178,488)
Payments of offering costs	(458,092)
Net cash provided by financing activities	416,463,420

Net change in cash	101,303
Cash, beginning of the period	-
Cash, end of the period	$101,303

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$14,490,000
Initial value of Class A ordinary shares subject to possible redemption	$414,000,000
Deferred offering costs paid by Sponsor loan	$91,403
Initial classification of warrant liability	$32,116,371

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(RESTATED)

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 10,300,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor (“Private Placement”), generating gross proceeds of $10,300,000, which is discussed in Note 5.

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

Trust Account

Following the closing of the IPO on March 2, 2021 and the underwriters’ full exercise of over-allotment option on March 16, 2021, $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and over- allotment and the sale of the Private Placement Warrants was placed in a Trust Account, which can be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest of: (1) the completion of an initial Business Combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed an initial Business Combination within the Combination Period, subject to applicable law.

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

The Class A ordinary share subject to possible redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of the then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As of June 30, 2021, after giving effect to the discovery of and recognition of the $1,133,500 of improper withdrawals and other Irregularities the Company had approximately $0.1 million in its operating bank account, and working capital of approximately $0.5 million. Subsequent re-deposits of the improperly withdrawn funds by the former CFO during the remaining months of 2021 allowed the Company to meet its various obligations.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 6), and the loan under an unsecured promissory note from the Sponsor of $178,488 (see Note 6). The Company fully repaid the note to the Sponsor on March 8, 2021. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). On September 21, 2022, the Company has borrowed an aggregate of $830,000 from members of the Company’s Sponsor as evidenced by a promissory note to fund working capital deficiencies caused by the Irregularities, as discussed in the Explanatory Note, and in connection with its efforts to consummate an initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”)’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through June 2, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Restatement of Previously Issued Financial Statements

On August 22, 2022 the Board discovered improper withdrawals from the Company’s operating bank account and the subsequent concealment of these withdrawals, which transactions initially appeared to commence in January 2022 during the reporting period ended March 31, 2022. Upon these discoveries, the Board immediately launched an internal investigation, began a series of discussions with its advisors, took actions necessary to safeguard Company accounts and sought to recover funds. From the Board investigation it was concluded that Cooper Morgenthau, the former Chief Financial Officer and a former director of the Company, had made those improper withdrawals and took deliberate actions to conceal them, including by falsifying documents (the “Irregularities”). Effective August 22, 2022, Mr. Morgenthau’s services as the Company’s Chief Financial Officer (the Company’s Principal Financial and Accounting Officer) was terminated. Mr. Morgenthau was removed as a director and officer of the Company pursuant to its amended and restated memorandum and articles of association effective August 26, 2022.

Following Mr. Morgenthau’s termination the Board and Audit Committee continued to hold internal and external discussions with bankers, vendors and service providers investigating any and all possibilities of additional Irregularities. On August 31, 2022, the Board investigation discovered that improper withdrawals by Mr. Morgenthau extended back to and commenced in June 2021 and that the concealment of these Irregularities was accomplished by falsifying bank statements commencing with the June 2021 statements and continuing to July 2022. Therefore, on September 29, 2022 the Board and Audit Committee determined that the Company’s previously issued financial statements, as set forth in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2022, June 30, 2021 and September 30, 2021, respectively, must be restated and should not be relied upon, in addition to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which also must be restated and should not be relied upon. The Irregularities did not take place prior to the quarter ended June 30, 2021.

The Company previously restated the original June 30, 2021 quarterly financial statements included in the Form 10-Q as filed with SEC on November 22, 2021 due to the reclassification of all Class A ordinary shares as temporary equity.

In connection with the preparation of the restatements management also made certain adjustments and reclassifications for presentation purpose. The impact of the restatement on the Company’s previously restated financial statements is reflected in the following table:

Condensed Balance Sheet as of June 30, 2021 (unaudited)	As Previously Restated on November 22, 2021	Adjustment	Restated
Cash	$1,251,503	$(1,150,200)	$101,303
Prepaid expenses	418,590	16,700	435,290
Total assets	415,949,549	(1,133,500)	414,816,049
Accumulated deficit	(40,067,396)	(1,133,500)	(41,200,896)
Total shareholders’ deficit	(40,066,361)	(1,133,500)	(41,199,861)
Total liabilities and shareholders’ deficit	415,949,549	(1,133,500)	414,816,049

Condensed Statement of Operations for the Three Months ended June 30, 2021 (unaudited)
Loss from Irregularities	-	(1,133,500)	(1,133,500)
Net loss	(7,200,143)	(1,133,500)	(8,333,643)
Basic and diluted net loss per share, Class A ordinary shares	(0.14)	(0.02)	(0.16)
Basic and diluted net loss per share, Class B ordinary shares	(0.14)	(0.02)	(0.16)

Condensed Statement of Operations for the Six Months ended June 30, 2021 (unaudited)
Loss from Irregularities	-	(1,133,500)	(1,133,500)
Net (loss) income	2,816,458	(1,133,500)	1,682,958
Basic and diluted net income per share, Class A ordinary shares	0.06	(0.03)	0.03
Basic and diluted net income per share, Class B ordinary shares	0.06	(0.03)	0.03

Condensed Statement of Changes in Shareholders’ Deficit for the Three Months ended June 30, 2021 (unaudited)
Net loss	(7,200,143)	(1,133,500)	(8,333,643)
Accumulated deficit	(40,067,396)	(1,133,500)	(41,200,896)
Total shareholders’ deficit	(40,066,361)	(1,133,500)	(41,199,861)

Condensed Statement of Cash Flows for the Six Months ended June 30, 2021 (unaudited)
Net income	2,816,458	(1,133,500)	1,682,958
Prepaid expenses	(675,527)	(16,700)	(692,227)
Accrued offering costs and expenses (1)	171,366	(158,400)	12,966
Due to related parties (1)	20,000	(50,100)	(30,100)
Net cash used in operating activities	(1,003,417)	(1,358,700)	(2,362,117)
Payments of offering costs (1)	(666,592)	208,500	(458,092)
Net cash provided by financing activities	416,254,920	208,500	416,463,420

(1)	Management made certain adjustments and reclassifications in connection with the preparation of the restatements which are not a result of the Irregularities. The amount adjusted included the impact of (i) a reclassification of $50,100 from accrued offering costs and expenses to due to related parties, and (ii) a reclassification of $208,500 from accrued offering costs and expenses to payment of offering costs.

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

Reclassifications

Certain reclassifications have been made to the historical financial statements to conform to the current year’s presentation. Such reclassifications have no effect on net income (loss) as previously reported.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Accounts Receivable

The Company recognized all the improper withdrawals by Mr. Morgenthau as accounts receivable. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company completely wrote off the outstanding receivables from Mr. Morgenthau as loss from Irregularities at June 30, 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of Class A ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net (Loss) Income Per Ordinary Share

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of ordinary shares. The 42,430,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months		For the Six Months
	Ended June 30, 2021		Ended June 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(6,666,914)	$(1,666,729)	$1,342,218	$340,740
Denominator:
Weighted-average shares outstanding	41,400,000	10,350,000	40,770,000	10,350,000
Basic and diluted net (loss) income per share	$(0.16)	$(0.16)	$0.03	$0.03

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A ordinary shares are charged to the temporary equity.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4, Note 5, and Note 7) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed statements of operations in the periods of change. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Following the closing of the IPO on March 2, 2021 and the underwriters’ full exercise of over-allotment option on March 16, 2021, $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and over- allotment and the sale of the Private Placement Warrants was placed in a Trust Account, which can be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

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

At June 30, 2021, Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

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

The Company has not registered the Class A ordinary shares issuable upon exercise of the warrants. However, the Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of its initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Warrants

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30- trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like).

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

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s Board and in the case of any such issuance to the Company’s Sponsors or its affiliate, without taking into account any founder shares held by the Company’s Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Note 6 — Related Party Transactions (Restated)

Founder Shares

On November 17, 2020, the Company issued to the Sponsor 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), for $25,000, or approximately $0.003 per share. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In February 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 10,350,000 Founder Shares outstanding and held by the Sponsor (up to 1,350,000 of which were subject to forfeiture by the Sponsor if the underwriters’ over-allotment option was not exercised in full). On March 16, 2021, the underwriter exercised its over-allotment option in full, hence, the 1,350,000 Founder Shares are no longer subject to forfeiture.

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

Due to Related Parties

The Company promised to pay its Chief Executive Officer (“CEO”) $20,000 per month for his services for the period from the effective date of the registration statement to the consummation of the Company’s initial Business Combination. During the three and six months ended June 30, 2021, the Company incurred $60,000 and $82,143 of CEO service fees. As of June 30, 2021, the Company has paid $62,143, and $20,000 has been accrued on the condensed balance sheets.

The Company also promised to pay its Chief Financial Officer (“CFO”) $16,700 per month for the period from October 1, 2020 to the consummation of the initial Business Combination. During the three and six months ended June 30, 2021, the Company incurred $50,100 and $100,200 of CFO service fees. As of June 30, 2021, the Company has paid $192,717, of which $42,417 was included in prepaid expenses and $50,100 was applied against due to related parties. Subsequently, due to the Irregularities, the former CFO was terminated on August 26, 2022 for cause and will not receive any further compensation.

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

On September 21, 2022, the Company has borrowed an aggregate of $830,000 from members of the Company’s Sponsor as evidenced by a promissory note to fund working capital deficiencies caused by the Irregularities, as discussed in the Explanatory Note, and in connection with its efforts to consummate an initial Business Combination.

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

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$414,022,519	$414,022,519	$-	$-
	$414,022,519	$414,022,519	$-	$-
Liabilities:
Warrant Liability – Public Warrants	$19,561,500	$19,561,500	$-	$-
Warrant Liability – Private Placement Warrants	7,915,994	-	-	7,915,994
	$27,477,494	$19,561,500	$-	$7,915,994

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

The key inputs into the Monte Carlo simulation model for the initial measurement of the Public Warrants and Private Placement Warrants at March 2, 2021 and the subsequent measurement of the Private Placement Warrants at June 30, 2021 were as follows:

	March 2, 2021 (Initial	June 30,
Input	Measurement)	2021
Expected term (years)	5.93	5.69
Expected volatility	15.2%	13.6%
Risk-free interest rate	0.90%	0.99%
Fair value of the common stock price	$9.43	$9.65

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

Note 9 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. As of June 30, 2021 and December 31, 2020 there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 41,400,000 and 0 Class A ordinary shares issued and outstanding, including 41,400,000 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On November 30, 2020, the Company issued to the Sponsor 8,625,000 Founder Shares for $25,000, or approximately $0.003 per share. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In February 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 10,350,000 Founder Shares outstanding and held by the Sponsor (up to 1,350,000 of which were subject to forfeiture by our Sponsor if the underwriters’ over- allotment option was not exercised in full). On March 16, 2021, the underwriter exercised its over-allotment option in full, hence, the 1,350,000 Founder Shares are no longer subject to forfeiture since then. At June 30, 2021 and December 31, 2020 there were 10,350,000 Class B ordinary shares issued and outstanding.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company, besides the below, did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

For the reasons discussed below, the Audit Committee of the Board, after consultation with management, determined, on August 30, 2022, that the Company’s previously issued financial statements, as set forth in the 2021 Form 10-K, must be restated and should not be relied upon.

As previously reported in its August 26 8-K, on August 22, 2022, the Board discovered improper withdrawals from the Company’s operating bank account and the subsequent concealment of these withdrawals, which transactions initially appeared to commence in January 2022 during the reporting period ended March 31, 2022. Upon these discoveries, the board immediately launched an internal investigation, began a series of discussions with its advisors, took actions necessary to safeguard Company accounts and sought to recover funds. From the Board investigation and the Company’s discussions it was concluded that Cooper Morgenthau, the former Chief Financial Officer and a former director of the Company, had made those improper withdrawals and took deliberate actions to conceal them, including by falsifying documents. Effective August 22, 2022, Mr. Morgenthau’s services as the Company’s Chief Financial Officer (the Company’s Principal Financial and Accounting Officer) were terminated. Mr. Morgenthau was removed as a director and officer of the Company pursuant to its amended and restated memorandum and articles of association effective August 26, 2022.

Following Mr. Morgenthau’s termination, the Board and Audit Committee continued to hold internal and external discussions with bankers, vendors and service providers investigating any and all possibilities of additional Irregularities. On August 31, 2022, the Board investigation discovered that improper withdrawals by Mr. Morgenthau extended back to and commenced in June 2021 and that the concealment of these Irregularities was accomplished by falsifying bank statements commencing with the June 2021 statements and continuing to July 2022.

For the reasons discussed above, the Board and Audit Committee determined on September 29, 2022 that the Company’s previously issued financial statements, as set forth in the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2021 (the “2021 Q2 10-Q”) and September 30, 2021 (the “2021 Q3 10-Q”), must be restated and should not be relied upon. The Irregularities did not take place prior to the quarter ended June 30, 2021.

As discussed in Item 3.01 of its August 26 8-K, the Company has not as yet filed its June 2022 Form 10-Q and has received notification of its noncompliance the Section 802.01E of the NYSE Listed Company Manual due to its failure to timely file its Quarterly Report on Form 10-Q for such quarterly period. In addition, in the August 26 8-K the Company also disclosed that its Quarterly Report on Form 10-Q for the period ended March 31, 2022 must be restated because of the Irregularities and should not be relied upon.

As previously reported, the Board has confirmed that the Irregularities did not extend to the Company’s Trust Account, and the end of day balance in the Trust Account on September 1, 2022 was reported as being $415,737,822.

The Board and the Audit Committee have directed management to work with the Company’s outside consultants to design and implement improved processes and procedures to address any deficiencies in the Company’s internal control over financial reporting revealed by the issues described above, including those that relate to the safeguarding of the Company’s assets.

On September 21, 2022, the Company borrowed an aggregate of $830,000 from members of the Company’s Sponsor, to be used as Working Capital Loans. The Working Capital Loans were evidenced by a promissory note issued to each lender. The Company expects to use the proceeds of the Working Capital Loans to fund working capital deficiencies and in connection with its efforts to consummate an initial business combination.

On March 2, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to

(i) extend the date (the “Termination Date”) by which the Company has to consummate a business combination from March 2, 2023 (the “Original Termination Date”) to June 2, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 2, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”) and (ii) remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended, of less than $5,000,001 (the “Redemption Limitation Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extension Meeting and on March 6, 2023, the Company filed the Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with the vote to approve the Articles Amendment, the holders of 36,082,444 Class A ordinary shares, par value $0.0001 per share, of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.21 per share, for an aggregate redemption amount of approximately

$368,497,490.

On March 20, 2023 the Company and a non-affiliated third party entered into a promissory note pursuant to which such non-affiliated third party loaned $630,000 to the Company. The Company expects to use the proceeds of these proceeds to fund working capital deficiencies and in connection with its efforts to consummate an initial business combination. The promissory note doesn’t provide for any interest to be paid. The maturity date of the loans thereunder is the earlier of the consummation of the Company’s initial business combination or the date by which a business combination must be completed. The loans thereunder may be converted at $1.00 per warrant into the Company’s private warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated).

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a newly incorporated blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger or mergers, amalgamation, share exchange, share purchase, asset acquisition, reorganization or similar Business Combination with one or more businesses. We have not selected any Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our IPO and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares or preferred shares in a Business Combination:

●	may significantly dilute the equity interest of our existing investors, which dilution would increase if the anti- dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

All activity for the period from November 17, 2020 (inception) through June 30, 2021 relates to our formation and IPO. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account.

For the three months ended June 30, 2021, we had a net loss of $8,333,643, which was comprised of operating costs of $364,582, interest income of $15,025 from marketable securities held in our Trust Account, unrealized loss on change in fair value of warrants of $6,850,586 and loss from Irregularities of $1,133,500.

For the six months ended June 30, 2021, we had a net income of $1,682,958, which was comprised of operating costs of $519,256, interest income of $22,519 from marketable securities held in our Trust Account, warrant issuance costs of $1,325,682, unrealized gain on change in fair value of warrants of $4,638,877 and loss from Irregularities of $1,133,500.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.1 million in our operating bank account, and working capital of approximately $0.5 million.

Prior to the completion of the IPO, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the Founder Shares, and the loan under an unsecured promissory note from the Sponsor of $178,488. We fully paid the note to the Sponsor on March 8, 2021. Subsequent to the consummation of the IPO and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans. On September 21, 2022, the Company has borrowed an aggregate of $830,000 from members of the Company’s Sponsor as evidenced by a promissory note to fund working capital deficiencies caused by the Irregularities, as discussed in Explanatory Note, and in connection with its efforts to consummate an initial Business Combination.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”)’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through June 2, 2023, the scheduled liquidation date if we do not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should us be unable to continue as a going concern.

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

Net Income (Loss) Per Ordinary Share

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of ordinary shares. The 42,430,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due to the previous material weakness in our internal control over financial reporting described in Item 9A. Controls and Procedures included in our Annual Report on Form 10-K as filed with the SEC on April 15, 2022, due to the restatements of our March 2, 2021, March 31, 2021, and June 30, 2021 financial statements regarding the classification of redeemable Class A ordinary shares, and due to the restatements of our June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022 regarding the improper withdrawals from the Company’s operating bank account and the subsequent concealment of these withdrawals by the former Chief Financial Officer, which combined, constitutes a material weakness in our internal control over financial reporting. The material weakness was caused by (i) the misapplication of accounting guidance for complex financial instruments, and (ii) the failure to detect and prevent asset misappropriation.

In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Additionally, we are applying the following processes and procedures to detect and prevent future asset misappropriation.

●	All Company payments will be made in a mid-month and end month Accounts Payable payment run requiring the two signatures of both the Company’s CEO and CFO for each payment item irrespective of value.

●	Bank statements for the Company’s operating account will be sent directly to the external accountant and when required external auditors by the Company’s external operating bank account officer for the preparation of all quarterly and annual financial statement work

●	These same monthly bank statements will be sent by the Company’s external operating bank account officer to the Chairman of the Board and Audit Committee for purposes of the Audit Committee’s quarterly financial review.

●	New vendor details will be entered and separately approved by independently sourced vendor details by the Company’s CEO and CFO.

●	Selective third-party confirmation of vendor accounts payable outstanding to be conducted during the Company’s quarterly financial review.

These remediation efforts have been completed and are in effect. We can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due to the previous material weakness in our internal control over financial reporting. As such, Management put into effect processes and procedures to detect and prevent future asset misappropriation and to better control financial reporting, as described above under Item 4 – Controls and Procedures - Evaluation of Disclosure Controls and Procedures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent prospectus for the IPO as filed with the SEC on March 1, 2021. In addition, we may be subject to the following risk in connection with the accounting treatment of our warrants:

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

Following issuance of the SEC Staff Statement (as defined below) on April 12, 2021, and after consultation with our independent registered public accounting firm, our management and our Audit Committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited balance sheet as of March 8, 2021 to account for the warrants as liabilities measured at fair value, rather than equity securities (the “Restatement”). Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

In addition, subsequent to our original filing of this Form 10-Q for this period, and as previously discussed above, management became aware of the Irregularities regarding the improper withdrawals from the Company’s operating bank account and the subsequent concealment of these withdrawals by the former Chief Financial Officer. Management failed in its requirement to detect and prevent this asset misappropriation. As a result, we are applying the processes and procedures detailed above under “Evaluation of Disclosure Controls and Procedures” to detect and prevent future asset misappropriation. As a result of these events, which led to the Restatement, we have identified a material weakness in our internal control over financial reporting.

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

As a result of the material weakness in our internal controls over financial reporting described above and other matters raised or that may in the future be raised by the SEC, we may face the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Use of Proceeds from the Initial Public Offering and Concurrent Private Placement

On March 2, 2021, we consummated the IPO of 36,000,000 Units, with each Unit consisting of one Class A ordinary share and three-quarters of one warrant. Each whole warrant is exercisable to purchase one Class A ordinary share at an exercise price of $11.50 per whole share. The Units in the IPO were sold at an offering price of $10.00 per Unit, generating total gross proceeds of approximately $360,000,000. B. Riley Securities, Inc. acted as sole book-running manager for the IPO. The Company has granted the underwriter in the IPO a 45-day option to purchase up to 5,400,000 additional Units. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (Nos. 333-251939 and 333-253554). The SEC declared the registration statement effective on February 25, 2021.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 10,300,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $10,300,000.

On March 16, we closed the sale of an additional 5,400,000 Units pursuant to the full exercise of the underwriter’s option to purchase additional Units in connection with the Company’s upsized IPO at a public offering price of $10.00 per Unit, resulting in gross proceeds of $54,000,000 and bringing the total gross proceeds of the upsized IPO to $414,000,000. Simultaneously with the closing of these additional Units, we completed the private sale of an additional 1,080,000 warrants at a price of $1.00 per warrant, generating total gross proceeds of $1,080,000 to the Company.

We paid a total of $8,280,000 in underwriting discounts and commissions and approximately $666,592 for other costs and expenses related to the IPO. We will pay B. Riley Securities, Inc. a cash fee for such services out of funds in the Trust Account upon the completion of the initial Business Combination in an amount of $14,490,000, which is equal to 3.5% of the gross proceeds of the IPO. We also repaid the pre-IPO note to our Sponsor from the proceeds of the IPO.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our IPO and the sale of the Private Placement Warrants was approximately $414,000,000, of which $405,720,000 of the proceeds from the IPO and $8,280,000 of the proceeds of the sale of the Private Placement Units, was placed in the Trust Account. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from the IPO and Private Placement as is described in the Company’s final prospectus related to the IPO.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFRICAN GOLD ACQUISITION CORPORATION

Date: April 26, 2023	By:	/s/ Christopher Chadwick
	Name:	Christopher Chadwick
	Title:	Chief Executive Officer

Date: April 26, 2023	By:	/s/ Carl Pombar
	Name:	Carl Pombar
	Title:	Chief Financial Officer