Form 10-Q/A
period 2021-09-30
African Gold Acquisition Corp
filed 2023-04-26
CIK 1833909

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

As of April 26, 2023 there were 5,317,556 Class A ordinary shares subject to possible redemption, par value $0.0001 per share, and 10,350,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

For the reasons discussed below, the audit committee (“Audit Committee”) of the board of directors (“Board”) of African Gold Acquisition Corporation (the “Company"), after consultation with management, determined, on August 30, 2022, that the Company’s previously issued financial statements, as set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, must be restated and should not be relied upon.

As previously reported in its Current Report on Form 8-K filed on August 26, 2022 (the “August 26 8-K”), on August 22, 2022 the Board discovered improper withdrawals from the Company’s operating bank account and the subsequent concealment of these withdrawals, which transactions initially appeared to commence in January 2022 during the reporting period ended March 31, 2022. Upon these discoveries, the board immediately launched an internal investigation, began a series of discussions with its advisors, took actions necessary to safeguard Company accounts and sought to recover funds. From the Board investigation it was concluded that Cooper Morgenthau, the former Chief Financial Officer and a former director of the Company, had made those improper withdrawals and took deliberate actions to conceal them, including by falsifying documents (the “Irregularities”). Effective August 22, 2022, Mr. Morgenthau’s services as the Company’s Chief Financial Officer (the Company’s Principal Financial and Accounting Officer) were terminated. Mr. Morgenthau was formally removed as a director and officer of the Company pursuant to its amended and restated memorandum and articles of association effective August 26, 2022.

Following Mr. Morgenthau’s termination, the board and the Audit Committee continued to hold internal and external discussions with bankers, vendors and service providers investigating any and all possibilities of additional Irregularities. On August 31, 2022 the board investigation discovered that improper withdrawals by Mr. Morgenthau extended back to and commenced in June 2021 and the concealment of these Irregularities was accomplished by falsifying bank statements commencing with the June 2021 statements and continuing through to July 2022.

As stated above and previously reported in the August 26 8-K, the Board has confirmed that the Irregularities did not extend to the Company’s trust account (“Trust Account”), and as of September 1, 2022 there was $415,737,822 in the Trust Account.

AFRICAN GOLD ACQUISITION CORPORATION

Quarterly Report on Form 10-Q/A

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AFRICAN GOLD ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited/restated)
Assets
Current assets:
Cash	$104,371	$-
Prepaid expenses	431,555	-
Deferred offering costs	-	117,097
Total current assets	535,926	117,097
Prepaid expenses, non-current	158,853	-
Marketable securities held in Trust Account	414,027,846	-
Total Assets	$414,722,625	$117,097

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$68,812	$15,450
Due to related party	49,975	50,100
Promissory note - related party	-	87,085
Total current liabilities	118,787	152,635
Warrant liability	20,631,459	-
Deferred underwriting discount	14,490,000	-
Total liabilities	35,240,246	152,635

Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption, 41,400,000 shares and 0 shares at redemption value, respectively	414,000,000	-
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding (excluding 41,400,000 shares and 0 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 10,350,000 shares and 10,350,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,035	1,035
Additional paid-in capital	-	23,965
Accumulated deficit	(34,518,656)	(60,538)
Total shareholders’ deficit	(34,517,621)	(35,538)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$414,722,625	$117,097

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(RESTATED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2021	2021
Formation and operating costs	$399,695	$918,951
Loss from operations	(399,695)	(918,951)

Other income (expense)
Transaction costs allocated to warrant liabilities	-	(1,325,682)
Unrealized gain on change in fair value of warrants	6,846,035	11,484,912
Recovery (loss) from Irregularities	230,573	(902,927)
Interest income	5,327	27,846
Total other income	7,081,935	9,284,149

Net income	$6,682,240	$8,365,198

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	41,400,000	31,872,527
Basic and diluted net income per Class A ordinary share	$0.12	$0.20

Basic and diluted weighted average shares outstanding, Class B ordinary shares	10,350,000	9,979,121
Basic and diluted net income per Class B ordinary share	$0.12	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	-	$-	10,350,000	$1,035	$23,965	$(60,538)	$(35,538)
Excess of proceeds from private placement over fair value of private warrants	-	-	-	-	2,681,384	-	2,681,384
Net income	-	-	-	-	-	10,016,601	10,016,601
Remeasurement of Class A ordinary shares subject to redemption under ASC 480-10-S99	-	-	-	-	(2,705,349)	(42,823,316)	(45,528,665)
Balance as of March 31, 2021, as restated	-	$-	10,350,000	$1,035	$-	$(32,867,253)	$(32,866,218)
Net loss	-	-	-	-	-	(8,333,643)	(8,333,643)
Balance as of June 30, 2021, as restated	-	$-	10,350,000	$1,035	$-	$(41,200,896)	$(41,199,861)
Net income						6,682,240	6,682,240
Balance as of September 30, 2021, as restated	-	$-	10,350,000	$1,035	$-	$(34,518,656)	$(34,517,621)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFRICAN GOLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

(RESTATED)

For the nine months ended September 30, 2021
Cash flows from Operating Activities:
Net income	$8,365,198
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(27,846)
Unrealized gain on change in fair value of warrants	(11,484,912)
Transaction costs allocated to warrant liabilities	1,325,682
Changes in current assets and current liabilities:
Prepaid expenses	(590,408)
Accrued offering costs and expenses	53,362
Due to related party	(125)
Net cash used in operating activities	(2,359,049)
Cash Flows from Investing Activities:
Cash and securities held in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)
Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	405,720,000
Proceeds from private placement	11,380,000
Repayment to promissory note to related party	(178,488)
Payments of offering costs	(458,092)
Net cash provided by financing activities	416,463,420
Net change in cash	104,371
Cash, beginning of the period	-
Cash, end of the period	$104,371
Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$14,490,000
Initial value of Class A ordinary shares subject to possible redemption	$414,000,000
Deferred offering costs paid by Sponsor loan	$91,403
Initial classification of warrant liability	$32,116,371

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

The Class A ordinary shares subject to possible redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

Liquidity and Capital Resources

As of September 30, 2021, following the recognition of $902,927 in improper withdrawals and other Irregularities the Company had approximately $0.1 million in its operating bank account and working capital of approximately $0.4 million. Note that subsequent re-deposits of the improperly withdrawn funds by the former CFO during the remaining months of 2021 allowed the Company to meet its various obligations.

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

Note 2 - Restatement of Previously Issued Financial Statements

On August 22, 2022, the Board discovered improper withdrawals from the Company’s operating bank account and the subsequent concealment of these withdrawals, which transactions initially appeared to commence in January 2022 during the period ended March 31, 2022. Upon these discoveries, the Board immediately launched an internal investigation, began a series of discussions with its advisors, took actions necessary to safeguard Company accounts and sought to recover funds. From the Board investigation it was concluded that Cooper Morgenthau, the former Chief Financial Officer and a former director of the Company, had made those improper withdrawals and took deliberate actions to conceal them, including by falsifying documents. Effective August 22, 2022, Mr. Morgenthau’s services as the Company’s Chief Financial Officer (the Company’s Principal Financial and Accounting Officer) was terminated, and Mr. Morgenthau was removed as a director and officer of the Company pursuant to its amended and restated memorandum and articles of association effective August 26, 2022.

Following Mr. Morganthau’s termination the Board and Audit Committee continued to hold internal and external discussions with all bankers, vendors and service providers investigating any and all possibilities of additional Irregularities. On August 31, 2022, the Board investigation discovered that improper withdrawals by Mr. Morgenthau extended back to and commenced in June 2021 and the concealment of these Irregularities was accomplished by falsifying bank statements commencing with the June 2021 statements and continuing through to July 2022. On September 29, 2022 the Board and Audit Committee determined that the Company’s previously issued financial statements, as set forth in the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2021 and September 30, 2021, respectively, must be restated and should not be relied upon. The Irregularities did not take place prior to the quarter ended June 30, 2021.

In connection with the preparation of the restatements management also made certain adjustments and reclassifications for presentation purpose. The impact of the restatement on the Company’s previously issued financial statements is reflected in the following table:

Condensed Balance Sheet as of September 30, 2021 (unaudited)	As Previously issued on November 22, 2021	Adjustment	Restated
Cash	$932,771	$(828,400)	$104,371
Prepaid expenses	389,137	42,418	431,555
Total assets	415,508,607	(785,982)	414,722,625
Accrued offering costs and expenses	41,867	26,945	68,812
Due to related party	24,975	25,000	49,975
Total liabilities	35,188,301	51,945	35,240,246
Accumulated deficit	(33,680,729)	(837,927)	(34,518,656)
Total shareholders’ deficit	(33,679,694)	(837,927)	(34,517,621)
Total liabilities and shareholders’ deficit	415,508,607	(785,982)	414,722,625

Condensed Statement of Operations for the Three Months ended September 30, 2021 (unaudited)
Formation and operating costs	$464,695	$(65,000)	$399,695
Loss from Irregularities	-	230,573	230,573
Net income	6,386,667	295,573	6,682,240
Basic and diluted net income per Class A ordinary share	0.12	0.00	0.12
Basic and diluted net income per Class B ordinary share	0.12	0.00	0.12

Condensed Statement of Operations for the Nine Months ended September 30, 2021 (unaudited)
Formation and operating costs	$983,951	$(65,000)	$918,951
Loss from Irregularities	-	(902,927)	(902,927)
Net income	9,203,125	(837,927)	8,365,198
Basic and diluted net income per Class A ordinary share	0.22	(0.02)	0.20
Basic and diluted net income per Class B ordinary share	0.22	(0.02)	0.20

Condensed Statement of Changes in Shareholders’ Deficit for the Three Months ended September 30, 2021 (unaudited)
Net income	$6,386,667	$295,573	$6,682,240
Accumulated deficit	(33,680,729)	(837,927)	(34,518,656)
Total shareholders’ deficit	(33,679,694)	(837,927)	(34,517,621)

Condensed Statement of Cash Flows for the Nine Months ended September 30, 2021 (unaudited)
Net income	$9,203,125	$(837,927)	$8,365,198
Prepaid expenses	(547,990)	(42,418)	(590,408)
Accrued offering costs and expenses (1)	93,414	(40,052)	53,362
Due to related party (1)	24,975	(25,100)	(125)
Net cash used in operating activities	(1,413,552)	(945,497)	(2,359,049)
Payments of offering costs (1)	(575,189)	117,097	(458,092)
Net cash provided by financing activities	416,346,323	117,097	416,463,420

(1)	Management made certain adjustments and reclassifications in connection with the preparation of the restatements which are not a result of the Irregularities. The amount adjusted included the impact of (i) a reclassification of $50,100 from accrued offering costs and expenses to due to related parties, and (ii) a reclassification of $117,097 from accrued offering costs and expenses to payment of offering costs.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Forms 8-K and the final prospectus filed by the Company with the SEC on March 3 and 8, 2021 and March 1, 2021, respectively.

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

Accounts Receivable

The Company recognized all the improper withdrawals by Mr. Morgenthau’s as accounts receivable. Accounts receivable balances are written off against the allowance upon management’s determination that such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company completely wrote off the outstanding receivables from Mr. Morgenthau as loss from Irregularities at September 30, 2021.

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

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per stock: Numerator:
Allocation of net income	$5,161,334	$1,290,333	$6,370,597	$1,994,601
Denominator:
Weighted-average shares outstanding	41,400,000	10,350,000	31,872,527	9,979,121
Basic and diluted net income per share	$0.12	$0.12	$0.20	$0.20

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A ordinary shares are charged to temporary equity.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants,” which are discussed in Note 4, Note 5, and Note 7) in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity,” and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the condensed statements of operations in the periods of change. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

As of September 30, 2021, the ordinary share reflected on the condensed balance sheets are reconciled in the following table:

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

Note 6 - Related Party Transactions (Restated)

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

Due to Related Parties

The Company promised to pay its Chief Executive Officer (“CEO”) $20,000 per month for his services for the period from the effective date of the registration statement to the consummation of the Company’s initial Business Combination. During the three and nine months ended September 30, 2021, the Company incurred $60,000 and $142,143 of CEO service fees. As of September 30, 2021, the Company has paid $117,143 and $25,000 has been accrued on the condensed balance sheets.

The Company also promised to pay its Chief Financial Officer (“CFO”) $16,700 per month for the period from October 1, 2020 to the consummation of the initial Business Combination. Subsequently, due to the Irregularities, the former CFO was terminated on August 26, 2022 for cause and will not receive any further compensation.

During the three and nine months ended September 30, 2021, the Company incurred $50,100 and $150,300 of CFO service fees. As of September 30, 2021, the Company has paid $209,417, of which $42,417 was included in prepaid expenses and $50,100 was applied against due to related parties.

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

	September 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$414,027,846	$414,027,846	$-	$-
	$414,027,846	$414,027,846	$-	$-
Liabilities:
Warrant Liability - Public Warrants	$14,904,000	$14,904,000	$-	$-
Warrant Liability - Private Placement Warrants	5,727,459	-	-	5,727,459
	$20,631,459	$14,904,000	$-	$5,727,459

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

The key inputs into the Monte Carlo simulation model for the initial measurement of the Public Warrants and Private Placement Warrants at March 2, 2021 and the subsequent measurement of the Private Placement Warrants at September 30, 2021 were as follows:

	March 2,
	2021
	(Initial	September 30,
Input	Measurement)	2021
Expected term (years)	5.93	5.60
Expected volatility	15.2%	10.8%
Risk-free interest rate	0.90%	1.08%
Fair value of the ordinary share price	$9.43	$9.72

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

Note 9 - Shareholders’ Deficit

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

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On November 30, 2020, the Company issued to the Sponsor 8,625,000 Founder Shares, for $25,000, or approximately $0.003 per share. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In February 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in an aggregate of 10,350,000 Founder Shares outstanding and held by the Sponsor (up to 1,350,000 of which were subject to forfeiture by our sponsor if the underwriters’ over- allotment option was not exercised in full). On March 16, 2021, the underwriter exercised its over-allotment option in full, hence, the 1,350,000 Founder Shares are no longer subject to forfeiture since then. At September 30, 2021 and December 31, 2020 there were 10,350,000 Class B ordinary shares issued and outstanding.

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

Note 10 - Subsequent Events (Restated)

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

As previously reported in its August 26 8-K, on August 22, 2022, the Board discovered improper withdrawals from the Company’s operating bank account and the subsequent concealment of these withdrawals, which transactions initially appeared to commence in January 2022 during the reporting period ended March 31, 2022. Upon these discoveries, the board immediately launched an internal investigation, began a series of discussions with its advisors, took actions necessary to safeguard Company accounts and sought to recover funds. From the board investigation and the Company’s discussions it was concluded that Cooper Morgenthau, the former Chief Financial Officer and a former director of the Company, had made those improper withdrawals and took deliberate actions to conceal them, including by falsifying documents. Effective August 22, 2022, Mr. Morgenthau’s services as the Company’s Chief Financial Officer (the Company’s Principal Financial and Accounting Officer) were terminated, and Mr. Morgenthau was removed as a director and officer of the Company pursuant to its amended and restated memorandum and articles of association effective August 26, 2022.

Following Mr. Morgenthau’s termination, the Board and Audit Committee continued to hold internal and external discussions with all bankers, vendors and service providers investigating any and all possibilities of additional Irregularities. On August 31, 2022, the Board investigation discovered that improper withdrawals by Mr. Morgenthau extended back to and commenced in June 2021 and the concealment of these Irregularities was accomplished by falsifying bank statements commencing with the June 2021 statements and continuing through to July 2022. For the reasons discussed above, the Board and Audit Committee determined on September 29, 2022 that the Company’s previously issued financial statements, as set forth in the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2021 (the “2021 Q2 10-Q”) and September 30, 2021 (the “2021 Q3 10-Q”), must be restated and should not be relied upon. The Irregularities did not take place prior to the quarter ended June 30, 2021.

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

As previously reported, the Board has confirmed that the Irregularities did not extend to the Company’s Trust Account, and the end of day balance in that Trust Account on September 1, 2022 was reported as being $415,737,822.

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

Results of Operations

All activity for the period from November 17, 2020 (inception) through September 30, 2021 relates to our formation and IPO. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account.

For the three months ended September 30, 2021, we had a net income of $6,682,240, which was comprised of operating costs of $399,695, interest income of $5,327 from marketable securities held in our Trust Account, unrealized gain on change in fair value of warrants of $6,846,035 and recovery from Irregularities of $230,573.

For the nine months ended September 30, 2021, we had a net income of $8,365,198, which was comprised of operating costs of $918,951, interest income of $27,846 from marketable securities held in our Trust Account, warrant issuance costs of $1,325,682, unrealized gain on change in fair value of warrants of $11,484,912 and loss from Irregularities of $902,927.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.1 million in our operating bank account, and working capital of approximately $0.4 million.

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

In connection with our assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through June 2, 2023, the scheduled liquidation date if we do not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should us be unable to continue as a going concern.

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